Form 10-K405
period 1996-12-31
SMITHKLINE BEECHAM CORP
filed 1997-03-31
CIK 91283

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period From to

       ------------------------------------------------------------------

                        Commission File Number 333-07063

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                   51-0374608
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                organization)                            Identification No.)

   1403 Foulk Road, Suite 102, P.O. Box 7108, Wilmington, Delaware 19803-2775

    (Address of principal executive offices)                 (Zip Code)

               Registrant's telephone number, including area code
                (302) 479-5801 Securities Registered Pursuant to
                            Section 12(b) of the Act:

          Title of each class       Name of each exchange on which registered
                 None                                  None

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X   NO
                                    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K    X
                             -----

The aggregate market value of the Registrant's voting stock held by non-affiliates was $1,150,000,000 as of March 19, 1997.

                  The number of shares outstanding of Common Stock as of March 19, 1997 was 2,925.2.

                                TABLE OF CONTENTS
                             ITEM NUMBER AND CAPTION


                                                 PART I

Item                                                                                                     Pages
----                                                                                                     -----
1.   Business..........................................................................................   2-10
2.   Properties........................................................................................     10
3.   Legal Proceedings.................................................................................     11
4.   Submission of Matters to a Vote of Security Holders...............................................     11


                                                 PART II

5.   Market for the Registrant's Common Equity and Related Stockholder Matters.........................     11
6.   Selected Financial Data...........................................................................     12
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............  13-17
8.   Financial Statements and Supplementary Data.......................................................  18-36
9.   Disagreements with Accountants on Accounting and Financial Disclosure.............................     37


                                                 PART III

10.  Directors and Executive Officers of the Registrant................................................  37-38
11.  Executive Compensation............................................................................     38
12.  Security Ownership of Certain Beneficial Owners and Management....................................  38-39
13.  Certain Relationships and Related Transactions....................................................     39


                                                  PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................  40-45

                                     PART I

ITEM 1  BUSINESS

INTRODUCTION

         On May 20, 1996, SmithKline Beecham Holdings Corporation (the "Company") was formed with the intent of holding the stock of certain subsidiaries of SmithKline Beecham International Co., a Delaware Corporation ("Intco"), SmithKline Beecham Corporation, a Pennsylvania Corporation ("SB Corp"), and SBCL, Inc., a Delaware Corporation ("SBCL"), (collectively, Intco, SB Corp and SBCL are referred to as the "Transferors"). The Company, SB Corp, Intco and SBCL are owned by SmithKline Beecham plc, a public limited company registered in England ("SmithKline Beecham"). On June 20, 1996, a share exchange agreement was executed by the Company and the Transferors whereas the Transferors recorded or otherwise gave full legal effect to transfer to SmithKline Beecham Holdings Corporation the shares of capital stock of certain subsidiaries in consideration for shares of common stock and junior preferred stock of the Company. The principal purpose of the formation of the Company was to acquire, own and manage certain non-U.S. assets of the Transferors, primarily in the pharmaceutical business.

         On June 28, 1996, the Company filed a registration statement with the Securities and Exchange Commission in connection with an initial public offering of Flexible Auction Market Preferred Stock ("AMPS") and Flexible Money Market Cumulative Preferred Stock ("MMP") (collectively the "Shares"). In a series of transactions occurring between July 15, 1996 and August 1, 1996, the Company issued 7,500 shares of the AMPS and 4,000 shares of the MMP. At the option of the Company, the shares of AMPS and MMP may be redeemed except during the initial dividend period or any non-call period. The net proceeds from the sale of the AMPS and MMP were loaned by the Company to other companies owned by SmithKline Beecham.

         On October 18, 1996, the Company formed a new subsidiary, SmithKline Beecham Holdings Capital Inc. ("Holdings Capital"), a Delaware Corporation. The principal purpose of the formation of Holdings Capital was to own and manage the loan portfolio of the Company. In November 1996, the Company contributed $1,147 million of loans receivable to Holdings Capital in consideration for Holdings Capital common stock.

         The Company is a holding company and conducts its operations through approximately 50 subsidiaries. The Company's primary activities consist of the manufacture and sale of pharmaceuticals (prescription medicines) and the manufacture and sale of certain consumer healthcare products, such as over-the-counter ("OTC") medicines, oral care products and nutritional drinks, as part of the worldwide business of SmithKline Beecham and its subsidiaries (collectively SmithKline Beecham and subsidiaries are referred to as the "SmithKline Beecham Group"). The Company's holdings also include fixed rate cumulative preferred stock of SmithKline Beecham Biologicals S.A., an indirect Belgian pharmaceutical subsidiary of SmithKline Beecham ("SB Biologicals"), having an aggregate redemption price of $650 million (the "SB Biologicals Preferred Stock"). See Business - SB Biologicals. The Company also engages in intercompany lending to other companies within SmithKline Beecham Group.

RELATIONSHIP WITH SMITHKLINE BEECHAM AND SUBSIDIARIES

         SmithKline Beecham conducts its pharmaceutical and consumer healthcare businesses on a worldwide basis directly and through subsidiaries, including the Company and its subsidiaries. The operations of the Company and its subsidiaries are fully integrated with those of SmithKline Beecham Group as a whole through a series of intercompany arrangements including purchases and sales of active ingredients and finished products, product and intellectual property licenses, intercompany loans and management and shared services agreements. For example, the Company's manufacturing operations produce certain pharmaceutical and consumer healthcare products for sale by SmithKline Beecham Group marketing units worldwide. Other operations produce the raw materials or semi-finished ingredients which are sold to other SmithKline Beecham Group entities for use in the manufacture of other products, which may in turn be sold back to the Company's subsidiaries in finished form for marketing and sale to end users. SmithKline Beecham Group also supplies a substantial portion of the raw materials used by the Company in manufacturing finished products. In addition, the Company and other members of SmithKline Beecham Group generally share the results of their research and development efforts through mutual licensing agreements or arrangements.

         SmithKline Beecham has committed not to dispose of any shares of Common Stock of the Company so long as any Shares are outstanding. If however, at any time, SmithKline Beecham shall cease to own, directly or indirectly, shares of the common stock of the Company representing more than 50.0 percent of the voting power of all outstanding common shares, the AMPS and MMP securities will be subject to mandatory redemption in whole, at a redemption price of $100 thousand per share plus accumulated and unpaid dividends. In addition, SmithKline Beecham's policy is that the Company will have sufficient earnings and profits to pay dividends on the Shares, and sufficient assets to perform its obligations with respect to the Shares. This policy does not constitute a guarantee or other legal obligation. See Business - Guarantee and Support Arrangements.

         While there may be no direct correlation between the financial results of the Company and those of SmithKline Beecham in any particular period, the overall performance of the Company is interdependent with the performance of other units of SmithKline Beecham Group. Moreover, the Company is dependent upon other members of SmithKline Beecham Group with respect to new product development, the addition of any resulting new products to the Company's product line and the expansion of the Company's marketing and distribution activities.

         The Company believes that the agreements and arrangements between the Company and its subsidiaries, on the one hand, and other members of SmithKline Beecham Group, on the other hand, are on arm's length terms. There can be no assurance that the Company or its subsidiaries will be requested to produce or market any particular product or to engage in any particular business of SmithKline Beecham Group, or that any existing business relationship between the Company and its subsidiaries, on the one hand, and other members of SmithKline Beecham Group, on the other hand, will not be modified or terminated. SmithKline Beecham will have the ability to modify or terminate business relationships affecting the Company without seeking the approval of the holders of Shares.

         The Company and SmithKline Beecham have entered into a number of arrangements relating to the ongoing relationship between them. The Company and SmithKline Beecham believe that such arrangements and transactions, taken as a whole, accommodate the parties' interests in a manner that is fair to both parties and their respective economic interests, and that the terms and conditions of such arrangements are consistent with those that would result from arm's length dealings.

General Services Agreement

         The Company, SmithKline Beecham and SB Corp entered into a management and services agreement (the "General Services Agreement") under which SmithKline Beecham and SB Corp provide executive management services to the Company.

         The General Services Agreement also provides that SmithKline Beecham, SB Corp and certain of their subsidiaries will provide various services to the Company. Such services include executive management, legal, corporate accounting, tax, treasury, internal audit, information resources, corporate affairs and risk management. In addition to the other services provided under the General Services Agreement, SmithKline Beecham will continue to provide the Company with insurance coverage under SmithKline Beecham's policies and self insurance programs as long as SmithKline Beecham owns all the outstanding Common Stock of the Company. Such insurance includes coverage for public liability, worker's compensation, environmental impairment liability, property damage, business interruption, directors' and officers' liability, criminal liability, fiduciary liability and surety bonds. The charge to the Company for such insurance will constitute an allocation of the costs of SmithKline Beecham of maintaining the various policies. This charge will be renegotiated annually based upon SmithKline Beecham's cost for the insurance and the Company's loss experience.

         The Company may terminate any type of service which it receives under the General Services Agreement at any time upon 60 days prior written notice. The Company will reimburse SmithKline Beecham for reasonable charges for services under the General Services Agreement. The annualized service charge for 1996 was approximately $1 million.

         The Company, like other members of SmithKline Beecham Group, is party to a number of shared service arrangements with other members of SmithKline Beecham Group, including human resources, information resources and finance. The amounts paid by members of SmithKline Beecham Group, including the Company, for such shared services are generally determined by allocating the full cost of the services based on the usage by the SmithKline Beecham Group member.

Product Agreements

         Within SmithKline Beecham Group, there are a number of supply and license agreements between and among SmithKline Beecham and its subsidiaries, including the Company and its subsidiaries. The historical financial information in the Consolidated Financial Statements reflects the financial effect of these arrangements. Generally such arrangements are subject to termination on notice of 30 to 180 days without provision for compensation with regard to such termination. Product sale prices are typically based on an estimate of market prices and a reasonable margin for the purchaser. The Company's subsidiaries pay royalties to SmithKline Beecham Group based on a percentage of the Company's third party sales for numerous products, based on patent, trademark, know-how or other intellectual property rights retained by SmithKline Beecham Group. As a general matter, the Company and its subsidiaries do not have license or distribution rights to new SmithKline Beecham products within their respective geographic markets.

Intercompany Finance

         A substantial portion of the Company's assets, and interest income consist of or are derived from loans made by the Company to other members of SmithKline Beecham Group. The aggregate principal amount of loans made by the Company to members of SmithKline Beecham Group (other than the Company's subsidiaries), outstanding at December 31, 1996 and 1995 were $1,929 and $1,144 million, respectively, and the Company recorded interest income of $60 and $33 million, respectively, on such loans for each of the years ended December 31, 1996 and 1995. The Company increased the amount of these loans substantially by lending a significant portion of the proceeds of the preference share offering to members of the SmithKline Beecham Group. Such new loans are fully and unconditionally guaranteed by SmithKline Beecham. The intercompany loans will generally mature within one year and bear interest at rates based upon the London Interbank Offered Rate ("LIBOR"), such rates will, in the Company's view, be no less favorable to the Company in the aggregate than those offered by third parties for similar loans.

Guarantee and Support Arrangements

         SmithKline Beecham unconditionally and irrevocably guarantees (the "Guarantee") the due and punctual payment by the Company of dividends on the Shares to the extent that such dividends have been declared by the Company's Board of Directors out of funds legally available therefore and remain unpaid, and entered into a support agreement with the Company which will require it to make additional capital contributions to the Company (the "Support Agreement") in certain circumstances. The rights of holders of Shares under the Guarantee are limited and subordinated to the rights of other creditors of SmithKline Beecham. Similarly, the rights of the Company under the Support Agreement are subordinated to the rights of other creditors of SmithKline Beecham. SmithKline Beecham will in no event be required to make any payment pursuant to the Guarantee or to make, or cause to be made, a capital increase under the Support Agreement at any time in an amount that would exceed the adjusted distributable reserves of SmithKline Beecham at such time. See Form of Guarantee of SmithKline Beecham plc and Form of Support Agreement of SmithKline Beecham plc previously filed as Exhibit 4.3 and 4.4, respectively, to Registration Statement No. 333-07063 on Form F-3.

         In addition, SmithKline Beecham's obligations under the Support Agreement are limited initially to an aggregate amount of $3 billion, which shall be increased to a limited extent if the aggregate liquidation preference of the Shares issued by the Company exceeds $1,150 million, and will be reduced to the extent of any payments made under a similar support agreement for SB Biologicals. See Business - SB Biologicals. The Support Agreement is not a guarantee by SmithKline Beecham of any obligation, liability or indebtedness of the Company, including the Shares. SmithKline Beecham will not, by virtue of the Support Agreement, have any obligation or liability to any holder of Shares and, accordingly, the Support Agreement is not enforceable directly by any such holder.

SB Biologicals

         The Company's assets include 53,629 shares of Class A 6.5% preferred shares of SB Biologicals with an aggregate liquidation preference of $550 million and 2,627,821 shares of Class B 5.5% preferred shares of SB Biologicals with an aggregate liquidation preference of $100 million. All of SB Biologicals' common stock is owned indirectly by SmithKline Beecham. The SB Biologicals preferred stock is redeemable at the option of SB Biologicals at an aggregate redemption price of $650 million, and represents, in the aggregate, 50% of the combined voting power of all classes of capital stock of SB Biologicals. There are no other preferred shares of SB Biologicals outstanding.

         SB Biologicals is a vertically integrated company engaged in the research and development, manufacture, marketing and selling of the full range of SmithKline Beecham vaccine products. SB Biologicals sells directly to certain categories of customers and to customers located in certain countries; in others, vaccine products are sold to SmithKline Beecham affiliates on an intercompany basis.

         In connection with the issuance of the SB Biologicals preferred stock, SmithKline Beecham issued a guarantee (the "SB Biologicals Guarantee"), pursuant to which SmithKline Beecham has guaranteed the payment to the Company by SB Biologicals of dividends declared by SB Biologicals on the shares of SB Biologicals preferred stock held by the Company, and entered into a support agreement (the "SB Biologicals Support Agreement"), under which SmithKline Beecham agreed to make additional capital contributions to SB Biologicals in certain circumstances in order to enable SB Biologicals to declare and pay dividends on the SB Biologicals preferred stock. The terms and provisions of the SB Biologicals Guarantee and the SB Biologicals Support Agreement are substantially identical to those of the Guarantee and the Support Agreement, respectively. See Form of Guarantee of SmithKline Beecham plc and Form of Support Agreement of SmithKline Beecham plc previously filed as Exhibit 4.3 and 4.4, respectively, to Registration Statement No. 333-07063 on Form F-3. The obligations of SmithKline Beecham under the SB Biologicals Support Agreement is limited to an aggregate amount of $1 billion. The SB Biologicals Support Agreement is not a guarantee of any obligation, liability or indebtedness of SB Biologicals, including the SB Biologicals preferred stock. Accordingly, SmithKline Beecham does not, by virtue of the SB Biologicals Support Agreement, have any obligation to the Company or any holder of the SB Biologicals preferred stock, and the SB Biologicals Support Agreement is not enforceable directly by the Company or any such holder.

BUSINESS SEGMENTS

         The Company operates in two business segments: pharmaceutical and consumer healthcare. For financial information about business segments, see Note 13 to Consolidated Financial Statements.

PRODUCTS

Pharmaceuticals

         In 1996 and 1995, the Company's total pharmaceutical sales were $1,243 million and $1,445 million or approximately 83 percent and 85 percent of total sales, respectively. Approximately 83 percent of these sales were made outside of SmithKline Beecham Group in 1996 compared to 78 percent in 1995.

         The Company's main anti-infective products marketed and sold to third parties are AUGMENTIN (amoxicillin and potassium clavulanate), a leading broad-spectrum anti-infective against many penicillin-resistant organisms, and AMOXIL (amoxicillin), another antibiotic with a wide range of applications. The leading vaccine products are ENGERIX-B, a hepatitis B vaccine, and HAVRIX, a hepatitis A vaccine. During 1996 and 1995, the Company's antibiotic and vaccines business accounted for approximately 67 and 72 percent, respectively, of its third party pharmaceutical sales.

         SEROXAT (paroxetine), belonging to the class of selective seratonin reuptake inhibitors ("SSRI"), a treatment for depression, panic disorder and anxiety, is the Company's leading neuroscience product. Sales of neuroscience products represented approximately 14 and 8 percent, respectively, of the Company's third party pharmaceuticals sales during 1996 and 1995.

         TAGAMET (cimetidine), an H2 receptor antagonist product used in the treatment of ulcer and other gastrointestinal disease, is the Company's principal gastrointestinal product. Sales of gastrointestinal products represented approximately 12 percent of the Company's third party pharmaceuticals sales during 1996 and 1995.


Consumer Healthcare

         The Company markets a varied range of OTC medicines, nutritional drinks and oral care products. During 1996 and 1995, the Company's consumer healthcare sales amounted to $261 and $253 million, respectively, or approximately 17 and 15 percent, respectively, of total sales, substantially all of which were made to third parties.

         The Company's OTC medicines include a range of respiratory tract, gastrointestinal and analgesic medicines, skin care products, vitamins and natural medicines. The most significant of these products are CONTAC, for the treatment of colds and influenza; ENO, an effervescent antacid; SONRISAL, an antacid, and SYNTHOL, a dermatological product. Leading oral care products include AQUAFRESH and ODOL. The principal nutritional drink product is LUCOZADE, a glucose-based energy replacement drink.

PRINCIPAL MARKETS

         The Company's sales are made throughout the world, the principal markets being France, Brazil, Portugal, Ireland, Africa, Austria, Switzerland and Japan. Sales in these countries together accounted for approximately 75 and 78 percent of the Company's sales during 1996 and 1995, respectively. France is the most important country for the sale of the Company's prescription medicines, with total sales in France accounting for approximately 36 and 40 percent of the Company's total sales during 1996 and 1995, respectively. See Note 13 to the Consolidated Financial Statements.

PRODUCTION

         SmithKline Beecham's prescription medicines are manufactured at its bulk chemical and secondary pharmaceuticals production facilities. The Company is involved in both types of manufacturing.

         Bulk chemical production involves the manufacture, in quantity, of therapeutically active compounds, principally through the application of chemical synthesis or biologicals processes, such as fermentation. The Company's principal bulk chemical production operations are located in Ireland and Singapore.

         Production facilities for prescription drugs and OTC products are engaged in the formulation of active ingredients and packaging into finished dosage forms, including oral dosage forms, such as capsules, syrups and tablets, and injectable dosage forms. The Company maintains its principal production plants in France, Brazil, Austria, and Pakistan.

         The Company or other members of SmithKline Beecham Group manufacture most of the active ingredients contained in the Company's pharmaceutical products and therefore the Company is generally not dependent on third-party suppliers for these materials. The Company procures CONTAC for the Japanese market and toothbrushes from third party manufacturers.

         Approximately $240 million, or 16 percent, of the Company's total sales were derived from production activities for members of SmithKline Beecham Group (other than the Company's subsidiaries) in 1996.

MARKETING AND DISTRIBUTION

         The Company sells its prescription medicines primarily to wholesale drug distributors, independent and chain retail drug outlets, physicians, hospitals, clinics, government entities and other institutions. These products are ordinarily dispensed to the public through pharmacies on the prescription of a physician. Promotion of these products is directed primarily to physicians, hospitals and pharmacists through personal visits by sales representatives employed by the Company. Promotion of these products is supplemented by scientific seminars, advertising in medical and other journals, the provision of samples and the direct mailing of printed material.

         The Company's OTC and oral care products are distributed to retail outlets directly or through wholesalers who are not necessarily drug specialists. Methods of selling are constantly under review to take advantage of changes in market conditions.

         Distribution of nutritional drinks is made to a wide selection of outlets, either directly or through wholesalers. The organization of the selling teams is very dependent on the outlet pattern of individual countries. Consumer acceptance of the products is supported by specific advertising associated with outlet promotions.

COMPETITION

         The pharmaceutical industry is highly competitive. The principal competitors of the Company are large international companies with substantial resources operating in a worldwide marketplace. Some of these companies and their major competing products are mentioned below. As an affiliate of one of the largest pharmaceutical companies in the world, the Company believes it has access to the resources to compete effectively and efficiently in those markets and for the products for which its serves as the SmithKline Beecham marketing organization.

         A drug may be subject to competition from alternative therapies during the period of patent protection and thereafter from generic copies. The manufacturers of generic products typically do not bear the related research and development costs and consequently are able to offer such products at considerably lower prices than the branded equivalents. A research and development-based pharmaceutical company will therefore normally seek to achieve a sufficiently high profit margin and sales volume during the period of patent protection to justify the original investment and to fund research for the future. There are, however, a number of factors which enable products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by an active trademark registration and enforcement policy, and the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.

         As is the case for the pharmaceutical industry in general, the introduction of new products and processes by competitors may affect pricing levels or result in product replacement for existing products, and there can be no assurance that any of the Company's products may not become outmoded, notwithstanding patent or trademark protection. In addition, increasing governmental and other pressure towards the dispensing of generic products in substitution for brand-name drugs may increase competition for products no longer covered by patents.

         Major products competing with the Company's semi-synthetic penicillins (AUGMENTIN and AMOXIL) are other anti-infectives, including, but not limited to, generic brands, cephalosporins and, to an increasing degree, quinolones. AMOXIL, the Company's second largest selling product in 1996, has been without patent protection for a number of years and is subject to competition from generic brands. SEROXAT's major competitors in the SSRI market are Prozac from Eli Lilly, Zoloft from Pfizer and Efexor from Wyeth-Ayerst. TAGAMET faces competitions from generic cimetidine products and other branded H2 receptor antagonists, including Zantac from Glaxo Wellcome and Pepcid from Merck.

         Competition from generic products generally occurs as patents in major markets expire; in other markets the absence of patent protection permits generic competition shortly after product launch. Strenuous efforts to counter the effects of this competition are directed at three main areas: first, the introduction of new ranges of products into as many markets as possible, second, accelerating the process by which new compounds under development are brought to the market, and third, increasing brand awareness among consumers. Ultimately, the Company believes that its competitive position in the markets in which its prescription drugs compete, is dependent upon the discovery and development of new products, together with effective marketing of existing and future products.

         The major competitors in the consumer healthcare markets are Procter and Gamble, Colgate-Pamolive, American Home Products, Unilever, Rhone Poulenc Rorer, Bristol Myers Squibb, Warner Lambert and Johnson & Johnson. All of these companies are major international companies and continue to be extremely active in what is a highly competitive market. In addition, there are many other large and small companies which compete with the Company in selected markets.

         The consumer healthcare business of the Company has grown through the development of high quality branded products with good consumer acceptance, supported by advertising and brand promotion, line extensions, new formulations and packaging innovations. The Company's ability to compete effectively is dependent on its skills in developing new scientifically supported products and line extensions with performance superior to those of its competitors.

RESEARCH AND DEVELOPMENT ("R&D")

         The Company conducts no significant research and development activities and is dependent upon SmithKline Beecham Group for such activities. A discussion of SmithKline Beecham Group's research and development activities follows.

         SmithKline Beecham's principal pharmaceutical research and development activities are conducted in the U.S., the U.K., Belgium, Japan, France, Italy and Spain. The largest R&D centers are located in the U.S. and the U.K. During 1996, construction of the first phase was completed at the new R&D facilities at Harlow, U.K. The occupation of the new facilities marks the achievement of a long-standing goal to bring together the majority of SmithKline Beecham's U.K. research and development activities on one site.

         SmithKline Beecham Group's total expenditure for pharmaceutical research and development amounted to $1,097 million in 1996 compared to $935 million in 1995 and $813 million in 1994. In 1996, $287 million of capital expenditure was incurred on R&D, principally in the U.K.

         SmithKline Beecham Group's objective is to maintain leadership positions in the areas of its traditional strengths, while at the same time increasing the number and broadening the range of products in other key therapeutic areas. However, the high cost of developing new medicines precludes SmithKline Beecham Group, like other pharmaceutical companies, from entering into the full spectrum of medical research. As a result, SmithKline Beecham Group is constantly looking beyond its own research capacity to ensure timely access to new product opportunities and emerging technologies. The SmithKline Beecham Group's R&D effects in genomic research combined with activities in combinatorial chemistry and automated high-throughput molecular screening technologies promise to generate an unparalleled pool of drug candidates over the next few years.

         In response to the alarming growth of antibiotic-resistant bacteria and the emerging risk of new epidemics, SmithKline Beecham implemented a new organizational structure for its worldwide anti-infectives Discovery organization and entered into a bacterial genome collaboration with Glaxo Wellcome. SmithKline Beecham Group's goal is to identify and register at least two entirely new classes of antibiotic within the next seven years.

         For SmithKline Beecham to maintain its competitive edge in R&D, innovation and speed in drug discovery need to be complemented by an acceleration of the development process. SmithKline Beecham's goal is to substantially reduce cycle time for developing high potential compounds. Once developed, the products need to be quickly brought to market. To facilitate this, transnational regulatory initiatives are also being implemented.

         SmithKline Beecham Group is focusing on four therapeutic areas: neurosciences; inflammation and tissue repair; anti-infectives and biologicals (vaccines); and cardiopulmonary. Worldwide research is organized on a matrix system, with research units focusing either on a specific therapeutic area, such as neuroscience, or in core technologies, such as biotechnology, that are applicable to all therapeutic areas.

INTELLECTUAL PROPERTY

         The Company is dependent upon SmithKline Beecham Group for intellectual property rights in connection with its products, principally by way of licensing agreements.

Patents

         SmithKline Beecham Group has obtained patents in many countries for the significant products discovered or developed throughout its research and development activities. Patent protection is available in the U.S., the U.K., Japan and most other developed countries for new active ingredients, as well as for pharmaceutical formulations, manufacturing processes or uses. In certain other countries, patent protection is available only for manufacturing processes.

         The Company has patent protection through licensing agreements with other members of SmithKline Beecham Group for one or more forms of most of its important existing pharmaceutical products in its major markets and, also through SmithKline Beecham Group, either has obtained patents or anticipates that patent protection will be granted for the new drugs which are under development. However, the absence of effective patent protection for pharmaceuticals in some developing countries continues to have an adverse effect on pharmaceutical companies, including the Company, that conduct business in those countries.

         The patent expiry date for the active ingredient in SEROXAT is on or after 2005 in major countries around the world. The patent situation on potassium clavulanate (AUGMENTIN) is complex. Although patents on the compound expired in some markets in 1995, patent extension regulations in France provide protection beyond 2000. Useful secondary protection in important markets also lasts until 2000 or beyond. The patent on AMOXIL has expired. Patents on TAGAMET (cimetidine) have expired in most countries. The patent positions on ENGERIX-B and HAVRIX are complex but in general, the Company believes that key patents for both products will extend into the next decade.

Trademarks

         All of the Company's significant pharmaceutical products in its major markets are protected by registered trademarks in its major markets held by SmithKline Beecham Group. SmithKline Beecham Group pursues a policy of enforcing its trademark rights vigorously against infringements and other unauthorized uses. These trademarks are used in many countries, although there may be local variations for each of these trademarks.

         Trademark protection continues in some countries as long as a trademark is used and, in other countries as long as a trademark is registered. The Company's trademark rights with respect to a pharmaceutical product generally assumes increasing importance when the patent for such product expires.

         The Company's consumer healthcare businesses are brand-oriented, and therefore the Company considers trademark rights for these products to be of particular value. Most of its consumer brands are protected by trademarks held by SmithKline Beecham Group in the majority of the markets where those brands are sold and SmithKline Beecham Group vigorously protects these trademarks from infringement.

REGULATIONS

         The international pharmaceutical industry is highly regulated. National drug regulatory authorities administer numerous laws and regulations governing the testing, approval, manufacturing, importing, labeling and marketing of drugs and also review the safety and efficacy of pharmaceutical products. Consumer healthcare products are subject to similar laws, regulations and review. These regulatory requirements are a major factor in determining whether a substance can be developed into a marketable product and can also determine the amount of time and expense associated with such development.

         The national regulatory authorities in many countries, including those of continental Europe and Japan, have high standards of technical appraisal and, consequently, the introduction of new pharmaceutical and consumer healthcare products generally entails a lengthy approval process. Of particular importance is the requirement in all major countries that products be authorized or registered prior to marketing and that such authorization or registration be subsequently maintained. The Company anticipates that the introduction of new products will continue to require substantial effort, time and expense in order to comply with applicable regulatory requirements. National regulatory authorization is also required to approve the switch of products from prescription to OTC use. The process required to switch products from prescription to OTC use requires a number of basic requirements. These include the long-term experience of the quality, safety and efficacy of the product in a wide patient population and data to confirm that the relevant condition is both self-limiting and can easily be diagnosed by the patient.

         The European Medicines Evaluation Agency has been established in the U.K. and has been operational from January 1, 1995. From that date, two new registration systems, the Centralized Procedure and the Decentralized Procedure, have been introduced. Both of these procedures can lead to a binding decision allowing a new product to be marketed simultaneously in all European Union countries.

         The overall cost of providing healthcare services has been and will continue to be subject to review. Prices for products are sometimes subject to direct price controls and drug reimbursement programs which have varying price control mechanisms. Elsewhere, in many countries the prices of pharmaceutical products are controlled by law. In some countries, such as France, the prices of individual products are regulated. Governments may also influence the prices of pharmaceutical products through their control of national healthcare organizations which may bear a large part of the cost of supply of such products to consumers.

         At the end of 1995, the French government imposed a special aggregate contribution of $500 million on the pharmaceutical industry, which was aimed at reducing the social security deficit. The Company paid its portion of this special contribution in 1996. In April 1996, the French government announced a series of measures to curb doctor prescribing. These measures established a global ceiling on healthcare expenditure which allowed a total increase in 1996 spending of 2.1 percent over 1995. The global ceiling set for 1997 allows a 2.0 percent increase over 1996. The previously negotiated Convention (a price contract agreement between industry and government) expired on December 31, 1996. A new Convention, running from 1997-1999, is expected to be finalized early in 1997.

         The Company is unable to predict whether, and the extent to which, its business may be affected in the future by legislative and regulatory developments relating to specific products and to the pricing of such products.


ENVIRONMENTAL MATTERS

         SmithKline Beecham Group has a worldwide program of corporate environmental standards. These standards ensure that environmental protection is a key business objective and they detail the purpose, scope, procedures and responsibilities of every environmental concern throughout SmithKline Beecham Group's worldwide operations. The Company is committed to adhering to these standards and to being an environmentally responsible member in the local, national and worldwide community in which it operates.

         The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. Although the Company makes ongoing capital expenditures for environmental protection equipment, as well as cash expenditures for site remediation and the operation and maintenance of environmental facilities, it does not anticipate any such expenditures to have a material impact upon the Company's capital expenditures, cash flow or financial position.

         The Company does not expect that its liability for environmental matters will have a material impact on its financial condition, results of operations or liquidity.

EMPLOYEES

         On December 31, 1996, the Company and its subsidiaries had approximately 5,000 employees. Employees in several countries, including France, are represented by unions or work councils. The Company's subsidiaries have not experienced any material work stoppages in recent years, and they consider their employee relations to be good.

NON-U.S. OPERATIONS

         Non-U.S. operations of the Company and its subsidiaries are subject in varying degrees to a number of risks inherent in conducting business outside of the United States. These include fluctuating currency exchange rates and the possibility of nationalization, expropriation or restrictive actions by local governments. The Company, in general, does not currently consider these factors to be deterrents to maintaining or expanding such operations.

ITEM 2     PROPERTIES

         The Company's headquarters and principal executive offices are located at 1403 Foulk Road, Wilmington, Delaware.

         The Company owns or leases nine production facilities, with its principal facilities being located in France, Ireland, Singapore and Brazil.

ITEM 3    LEGAL PROCEEDINGS

         The Company is involved in various legal and administrative proceedings considered normal to its business, including suits claiming damages as a result of the use of the Company's products and other matters. Although the outcome of claims, legal proceedings and other matters in which the Company is involved cannot be predicted with any certainty, the Company does not expect its ultimate liability for such matters to have a material adverse effect on its financial condition, results of operations or liquidity.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is not traded nor listed on any stock exchange and is indirectly wholly owned by SmithKline Beecham.

ITEM 6    SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table summarizes certain selected financial data of the Company for the five years in the period ended December 31, 1996. The historical selected financial data of the Company as of and for each of the years ended December 31, 1996, 1995, and 1994, are derived from the audited consolidated financial statements of the Company included elsewhere in this report. The selected consolidated financial data as of and for the year ended December 31, 1993 is derived from the audited financial statements of the Company not included herein. The selected financial data as of and for the year ended December 31, 1992 was derived from unaudited financial statements of the Company and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the results of operations and the financial position of the Company in accordance with generally accepted accounting principles. The selected financial data should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                             (IN MILLIONS)
                                                                      FISCAL YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                1996             1995             1994                1993             1992
STATEMENT OF OPERATIONS DATA:                                                                                       (UNAUDITED)
Net sales ..........................          $ 1,504           $ 1,698           $ 1,490           $ 1,281           $ 1,221
Operating costs and expenses:
  Cost of sales ....................              766               867               783               629               607
  Marketing, administrative and
    general ........................              466               531               449               412               388
  Research and development .........               21                22                18                16                14
  Restructuring ....................               57                60                --                --                --
                                              -------           -------           -------           -------           -------
Operating income ...................              194               218               240               224               212
Non-operating income (expense):
  Interest expense .................               (2)               (3)              (13)              (19)              (22)
  Interest income ..................               62                33                20                33                35
  Minority interests ...............              (32)              (45)              (45)              (42)              (52)
  Equity in net income of affiliates               18                21                 9                20                21
  Other, net .......................              (29)               (5)               19                (5)               --
                                              -------           -------           -------           -------           -------
Income before income taxes .........              211               219               230               211               194
Provision for income taxes .........               89               109                81                61                87
                                              -------           -------           -------           -------           -------
Net income .........................          $   122           $   110           $   149           $   150           $   107
                                              =======           =======           =======           =======           =======
Ratio of earnings to combined fixed
   charges and preferred stock
   dividends .......................             3.5x             50.3x             16.7x             10.5x              8.5x

                                                                               (IN MILLIONS)
                                                                              AT DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                1996             1995              1994              1993              1992
BALANCE SHEET DATA:                                                                                                 (UNAUDITED)
Total assets .......................          $ 3,526           $ 2,615           $ 1,853           $ 1,582           $ 1,487
Total liabilities ..................              866             1,182               731               688               696
Net intercompany loans receivable ..            1,806               676               265               139                71
Total shareholders' equity .........            1,518             1,433             1,122               894               791

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         On May, 20, 1996, SmithKline Beecham Holdings Corporation (the "Company") was formed with the intent of holding the stock of certain subsidiaries of SmithKline Beecham International Co., a Delaware Corporation ("Intco"), SmithKline Beecham Corporation, a Pennsylvania Corporation ("SB Corp"), and SBCL, Inc., a Delaware Corporation ("SBCL"), (collectively, Intco, SB Corp and SBCL are referred to as the "Transferors"). The Company, SB Corp, Intco and SBCL are owned by SmithKline Beecham plc, a public limited company registered in England ("SmithKline Beecham"). On June 20, 1996, a share exchange agreement was executed by the Company and the Transferors whereas the Transferors recorded or otherwise gave full legal effect to transfer to SmithKline Beecham Holdings Corporation the shares of capital stock of certain subsidiaries in consideration for shares of common stock and junior preferred stock of the Company. The principal purpose of the formation of the Company was to acquire, own and manage certain non-U.S. assets of the Transferors, primarily in the pharmaceutical business. The Company also engages in intercompany lending to other companies of SmithKline Beecham.

         The Company is a holding company and conducts its operations through approximately 50 subsidiaries. The Company's holdings also include fixed rate cumulative preferred stock of SmithKline Beecham Biologicals S.A., an indirect Belgian pharmaceuticals subsidiary of SmithKline Beecham ("SB Biologicals"), having an aggregate redemption price of $650 million (the "SB Biologicals Preferred Stock"). See Business - SB Biologicals. The Company's primary activities consist of the manufacture and sale of pharmaceuticals (prescription medicines) and the manufacture and sale of certain consumer healthcare products, such as over-the-counter ("OTC") medicines, oral care products and nutritional drinks, as part of the worldwide business of SmithKline Beecham and its subsidiaries (collectively "SmithKline Beecham Group").

         The international pharmaceutical industry is highly regulated. National drug regulatory authorities administer numerous laws and regulations governing the testing, approval, manufacturing, importing, labeling and marketing of drugs and also review the safety and efficacy of pharmaceutical products. The Company is unable to predict whether, and the extent to which, its business may be affected in the future by legislative and regulatory developments relating to specific products and to the pricing of such products.

         The operations of the Company are conducted in international markets and therefore the consolidated financial results of the Company are subject to exchange rate fluctuation involving the United States dollar and a number of foreign currencies. The functional currency for the majority of the Company's foreign operations is the applicable local currency. The principal functional currencies of the Company's non-US operations are French franc, Japanese yen, British pound, Singapore dollar, Belgian franc, Canadian dollar, Swiss franc and the Irish punt. The Company also makes loans to affiliated companies, denominated in the functional currency of the affiliate. The Company's foreign subsidiaries enter into foreign exchange contracts to hedge against fluctuating exchange rates for certain transactions. All such transactions are undertaken to manage the risks arising from underlying business activity, rather than to speculate. The Company's operations in Brazil and Venezuela operate in highly inflationary economies and are re-measured as if the functional currency were the U.S. dollar. Inflation in more highly developed economies is at reduced levels in recent years. However, inflation continues to raise the cost of goods and services used by the Company. Although the Company attempts to fully recover higher costs through increased selling prices, the competitive environment as well as government health policy in certain major markets may restrict this ability. The Company is unable to predict what effect inflation and pricing restrictions may ultimately have on its business.

         While there may be no direct correlation between the financial results of the Company and those of SmithKline Beecham in any particular period, the overall performance of the Company is interdependent with the performance of other units of SmithKline Beecham Group. Moreover, the Company is dependent upon other members of SmithKline Beecham Group with respect to new product development, the addition of any resulting new products to the Company's product line and the expansion of the Company's marketing and distribution activities.

Results of Operations

                                                    YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                               1996          1995          1994
                                              ------        ------        ------
                                                         (UNAUDITED)
SALES
Pharmaceuticals                               $1,243        $1,445        $1,285
Consumer Healthcare                              261           253           205
                                              ------        ------        ------
         Total sales                          $1,504        $1,698        $1,490
                                              ======        ======        ======


OPERATING INCOME
Pharmaceuticals                               $  151        $  201        $  225
Consumer Healthcare                               43            17            15
                                              ------        ------        ------
         Total operating income               $  194        $  218        $  240
                                              ======        ======        ======


         The descriptions below of the Company's two principal business segments
- pharmaceuticals and consumer healthcare - summarize the Company's role in SmithKline Beecham Group and should be read in conjunction with the description of SmithKline Beecham's business contained in SmithKline Beecham's Form 20-F.

         The Company's pharmaceuticals segment, in conjunction with other members of SmithKline Beecham Group, manufactures and sells prescription medicines concentrated in three therapeutic areas: anti-infectives/biologicals (vaccines), gastrointestinal and neurosciences. The Company's pharmaceuticals sales represented approximately 83 and 85 percent of total sales for the years ended December 31, 1996 and 1995, respectively.

         The Company's main anti-infective products marketed and sold to third parties are AUGMENTIN (amoxicillin and potassium clavulanate), a leading broad-spectrum anti-infective against many penicillin-resistant organisms, and AMOXIL (amoxicillin), another antibiotic with a wide range of applications. The leading vaccine products are ENGERIX-B, a hepatitis B vaccine, and HAVRIX, a hepatitis A vaccine. During 1996 and 1995, the Company's anti-infectives/biologicals business accounted for approximately 67 and 72 percent of its third party pharmaceuticals sales, respectively.

         SEROXAT (paroxetine), belonging to the class of selective seratonin reuptake inhibitors, is a treatment for depression and anxiety and for panic disorder. SEROXAT is the Company's leading neurosciences product. Sales of neuroscience products represented approximately 14 percent of the Company's third party pharmaceuticals sales during 1996 and 8 percent during 1995.

         TAGAMET (cimetidine), an H2 receptor antagonist product used in the treatment of ulcer and other gastrointestinal disease, is the Company's principal gastrointestinal product. Sales of gastrointestinal products represented approximately 12 percent of the Company's third party pharmaceuticals sales during 1996 and 1995.

         SmithKline Beecham's prescription medicines are manufactured at its bulk chemical and secondary pharmaceutical production facilities. The Company is involved in both types of manufacturing.

         Bulk chemical production involves the manufacture of therapeutically active compounds, principally through the application of chemical synthesis or biological processes, such as fermentation. The Company's principal bulk chemical production operations are located in Ireland and Singapore.

         The Company or other members of SmithKline Beecham Group manufacture most of the active ingredients contained in the Company's pharmaceutical products and therefore the Company is generally not dependent on third-party suppliers for these materials.

         The Company's consumer healthcare segment markets a varied range of OTC medicines, nutritional drinks and oral care products. During 1996 and 1995, the Company's consumer healthcare sales were approximately 17 percent and 15 percent of total sales, respectively.

FISCAL YEARS 1996 AND 1995 (GROWTH AMOUNTS AND RATES ARE AT COMPARABLE EXCHANGE RATES UNLESS OTHERWISE STATED.)

         The Company's sales for 1996 decreased $194 million, or 11 percent, at actual exchange rates and $155 million, or 9 percent, at comparable exchange rates compared with 1995. Sales inside Europe declined $140 million, or 12 percent, principally due to lower volumes of vaccines and antibiotics. Sales inside Latin America grew $18 million, or 8 percent, driven by continued strong sales growth in Brazil which continues to experience economic stability. Rest of world sales declined $14 million, or 8 percent, due to lower sales in Africa principally due to reduced volumes, while sales inside Asia remained relatively stable.

         Pharmaceuticals sales for 1996 were $1,243 million, compared with $1,445 during 1995 experiencing a 12 percent decline at comparable exchange rates.

         France, the most important country for the sale of the Company's prescription medicines, experienced declining sales of vaccines and antibiotics due to the completion of the French mandated hepatitis B vaccination campaign and increased government pressures on antibiotic pricing and prescribing practices. Sales in France of ENGERIX-B, AUGMENTIN and AMOXIL declined $96 million, $12 million and $10 million, respectively, in 1996. SEROXAT sales in France continued to increase with sales of $76 million. Sales in other parts of Europe were also adversely impacted due to the termination of a sterile antibiotic manufacturing and selling agreement to affiliated companies. The Company's total pharmaceutical sales to affiliates decreased approximately $72 million in 1996.

         Brazil, the Company's largest market for sales in Latin America, experienced pharmaceutical sales growth of $24 million, or 22 percent, in 1996 compared with 1995. Leading this sales growth was AUGMENTIN and AMOXIL which increased $6 million, or 48 percent, and $8 million, or 15 percent, respectively, in 1996.

         AMOXIL sales in Africa declined $7 million, or 31 percent, in 1996 compared with 1995. Social unrest in Algeria and other parts of Africa caused the decreased sales volume in this geographic area.

         Thailand, one of the Company's fastest growing markets, reported pharmaceuticals sales growth of over $4 million, or 28 percent, in 1996. The Company continues to increase its presence in Thailand through additional promotional activities and the introduction of new products.

         Company sales of consumer healthcare products increased $17 million, or 7 percent, in 1996 compared with 1995. The increase is principally due to a $22 million increase in sales to affiliates partially offset by a $4 million decline in CONTAC sales in Japan due to reduced volumes.

         Cost of sales for 1996 was 50.9 percent of sales compared with 51.1 percent for 1995. The decrease in cost of sales for 1996 reflects lower factory costs resulting from restructuring activity and a sales mix that decreased revenues from lower margin sales of antibiotics to affiliates.

         Marketing, administrative and general operating expenses were 30.9 percent of sales in 1996 and 31.3 percent of sales in 1995. Administration, selling and distribution expenses decreased reflecting efficiencies realized from restructuring activity and completion of the French vaccination campaign.

         The Company recorded $57 million in restructuring and other non-recurring charges in 1996 and $60 million in 1995. The 1996 restructuring provision was principally provided to cover the costs of pharmaceutical manufacturing plant closures. The 1995 restructuring provision principally provided for costs of integrating consumer healthcare organizations and the creation of shares services across all of the business operations in finance, information resources, human resources and purchasing. See Note 14 of the Notes to Consolidated Financial Statements.

         SmithKline Beecham continually analyzes its operational structure and supply chain and explores possible opportunities to reduce operating costs and increase manufacturing efficiencies. The Company is not aware of any event or change in circumstances that would indicate that the recoverability of the carrying amount of assets is impaired. Further restructuring of the Company's operations may occur as SmithKline Beecham continues to explore opportunities to increase efficiencies.

         The Company's total net non-operating income for 1996 was $17 million compared with $1 million in 1995. The $16 million increase in interest income primarily reflects increased interest income from loan activity to affiliates generated from the preferred share issuance proceeds. Other net non-operating expense increased due to exchange losses realized on related party loan activity.

         The effective tax rate was 42.3 percent and 49.8 percent for 1996 and 1995, respectively. The decrease in the effective tax rate was principally due to restructuring charges incurred in jurisdictions with higher effective tax rates and 1996 not being impacted by the French exceptional surcharge tax.


FISCAL YEARS 1995 AND 1994 (GROWTH AMOUNTS AND RATES ARE AT COMPARABLE EXCHANGE RATES UNLESS OTHERWISE STATED.)

         The Company achieved pharmaceutical sales of $1,445 million in 1995, an increase of 3 percent at comparable rates and 12 percent at actual rates over the previous year. The growth was due primarily to strong anti-infective sales, changing market dynamics in Brazil and increased new product sales. The growth was partially offset by a reduction of related party raw material sales.

         The Company's anti-infective products, including AMOXIL, AUGMENTIN and BACTROBAN, increased $100 million. Sales of AUGMENTIN increased $58 million, with Brazil, Switzerland, Portugal and Austria each reporting growth rates in excess of 15 percent over 1994.

         Brazil's economic stability was maintained in 1995 and strengthened by change directed at the privatization of government-owned companies, acknowledgment of industrial patents and intellectual property rights, and removal of importation barriers. Sales for Brazil increased by over 50 percent, resulting in Brazil being the Company's second largest market. The increase over 1994 is due primarily to a change in the market dynamics as a result of the stabilization program. The Company believes that Brazil's stabilization program has improved purchasing power of the consumer and assisted in segments of the population moving into the middle and upper income classes.

         New products represented 11 percent of total product sales in 1995, up from 8 percent in 1994. The key performer was the antidepressant SEROXAT, with sales increasing $50 million to $57 million. In France, the Company's largest market, the Company launched SEROXAT, accounting for $40 million of the increase. Also launched in 1995 was INFANRIX, the combined acellular vaccine for diphtheria, tetanus and pertussis (whooping cough) in Switzerland. HAVRIX continued its success as a new product, reporting 22 percent growth over 1994.

         Related party sales of active ingredients decreased by $101 million due principally to the expiration of a related party manufacturing agreement for paroxetine, the active ingredient in SEROXAT, and termination of a related party manufacturing agreement for famciclovir, the active ingredient in FAMVIR. The Irish manufacturing operation disposed of $74 million of assets associated with the manufacturing activity of paroxetine and famciclovir in 1995.

         Pharmaceutical operating income in 1995 was adversely affected by restructuring and one-time government-mandated social levy costs and the expiration and termination of manufacturing agreements. The impact of the preceding items was partially offset by lower monetary costs in Brazil.

         The Company's consumer healthcare sales in 1995 were $253 million compared to $205 million in 1994. The increase is primarily attributable to the inclusion of 12 months of sales activity for products acquired via the Sterling acquisition, as opposed to inclusion of 2 months of sales activity in 1994. Sales of the CONTAC line in Japan increased by $6 million, or 6 percent, reflecting the launch of two line extensions, CONTAC Cough and CONTAC Day. CONTAC sales account for over 90 percent of the Company's consumer healthcare sales in Japan. Other contributors to the growth in consumer healthcare 1995 sales were LUCOZADE and AQUAFRESH in Ireland, which grew by 23 and 20 percent, respectively. LUCOZADE accounted for 54 percent of the consumer healthcare sales in Ireland.

         The consumer healthcare segment commenced restructuring programs in both Brazil and Japan in 1995. The restructuring program in Brazil includes the integration of the consumer healthcare organizations, restructuring of existing manufacturing facilities, and the disposal of personal care products. The program also includes co-location of existing operations. Staffing levels were reduced in Japan by approximately 35 percent in 1995, redirecting the investment towards promotional activity.

         Consumer healthcare operating income increased by $2 million in 1995, or 13 percent at actual rates. The increase is due to the full year inclusion of operating income related to the businesses acquired by the Sterling acquisition, and a significant reduction of currency devaluation costs in Brazil offset by restructuring charges.

         Net interest income for 1995 was $30 million (an increase of $23 million), due to the settlement of related party loans. A significant amount of the settlement relates to loans associated with a stock redemption program. In addition, the Company's pharmaceutical operation in France loaned additional funds to related parties.

         Other net non-operating expense of $5 million in 1995 compares to an other net non-operating income of $19 million in 1994. The reduction is primarily the result of the inclusion in 1994 of $16 million of income associated with the gain on disposal of fixed assets.

         The effective income tax rate increased from 35.2 percent in 1994 to
49.8 percent in 1995. The significant items impacting the 1995 income tax rate are net operating losses, reduction in foreign tax exempt income, the French exceptional tax, and the effects of increased income in operations experiencing higher effective tax rates.

         Net income declined to $110 million in 1995, a reduction of 26 percent at actual rates over 1994. The decline is primarily attributed to restructuring charges.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $153 million in 1996, as compared with $227 million in 1995. The decrease from 1995 was due primarily to the timing of payments of certain operating expenses such as income taxes and payroll taxes.

         During 1996, the Company paid $70 million to affiliated companies for the purchase of the remaining 87.72 percent of the common shares of SB Seiyaku. In 1995, the Company sold certain large fixed assets to an affiliated entity which provided $74 million in cash; no such similar sale was made during 1996.

         In the third quarter of 1996, the Company issued preferred stock which provided the Company with net cash proceeds of $1,142 million. Substantially all of the proceeds from this stock issuance were subsequently loaned by the Company to other subsidiaries of SmithKline Beecham. Also in 1996, the Company paid $31 million in dividends on the preferred stock.

         The Company expects its future cash requirements to include capital expenditures, payment of restructuring costs and dividends on preferred stock, as well as funding ongoing operations. These anticipated cash requirements will be funded primarily by cash flow from operations, supplemented by dividends on the Company's investment in the preferred stock of SmithKline Beecham Biologicals S.A., interest payments and principal repayments on loans to affiliates, and the utilization of local lines of credit for small daily cash activities in certain countries. Management believes that these sources will be sufficient to fund the cash needs of the Company's business for the foreseeable future.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     SMITHKLINE BEECHAM HOLDINGS CORPORATION

                            -------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        Pages
         Report of Independent Accountants...........................................................     19

         Consolidated Balance Sheets as of December 31, 1996 and 1995................................     20

         Consolidated Statements of Operations for the years ended December 31, 1996, 1995
         and 1994....................................................................................     21

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995
         and 1994....................................................................................     22

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996,
         1995 and 1994...............................................................................     23

         Notes to Consolidated Financial Statements..................................................  24-35

         Schedule supporting the consolidated financial statements for the years ended December 31, 1996, 1995, and 1994:

         II. Valuation and Qualifying Accounts.......................................................     36

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of SmithKline Beecham Holdings Corporation


         We have audited the accompanying consolidated financial statements and the financial statement schedule of SmithKline Beecham Holdings Corporation (the Company) listed in the index on page 18 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmithKline Beecham Holdings Corporation as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 19, 1997

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   (IN MILLIONS EXCEPT PER SHARE INFORMATION)

                                                                               DECEMBER 31,
                                                                              1996       1995
                                                                             ------     ------
                                      ASSETS
Current assets:
  Cash and cash equivalents ............................................     $   76     $  120
  Trade receivables (net of allowance for doubtful accounts $12 and $12,
      respectively) ....................................................        348        252
  Inventories ..........................................................        177        195
  Receivables from affiliates ..........................................         23         84
  Loans receivable from affiliates .....................................      1,929      1,144
  Other current assets .................................................         57         55
                                                                             ------     ------
    Total current assets ...............................................      2,610      1,850
Property, plant and equipment, net .....................................        200        190
Investments in affiliates ..............................................        195        152
Deferred income taxes ..................................................         28         15
Goodwill, net ..........................................................        474        401
Other assets ...........................................................         19          7
                                                                             ------     ------
  Total ................................................................     $3,526     $2,615
                                                                             ======     ======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................................     $   78     $   65
  Payables to affiliates ...............................................         62        105
  Loans payable to affiliates ..........................................        123        468
  Accrued payroll and payroll taxes ....................................         54         66
  Income taxes payable .................................................         47         62
  Accrued restructuring ................................................         36         35
  Other current liabilities ............................................        114        116
                                                                             ------     ------
    Total current liabilities ..........................................        514        917
Minority interests .....................................................        285        188
Deferred income taxes ..................................................          7          7
Other liabilities ......................................................         60         70
                                                                             ------     ------
    Total liabilities ..................................................        866      1,182
                                                                             ------     ------

Commitments and contingent liabilities
Mandatorily redeemable preferred stock, no par value, $100,000
    redemption value per share, 11,500 shares issued and outstanding ...      1,142         --
                                                                             ------     ------

Shareholders' equity:
  Cumulative foreign currency translation adjustment ...................        (19)        23
  Junior preferred stock, no par value, $100,000 liquidation
    preference per share, 9.7 shares issued and outstanding ............         15         --
  Common stock, no par value, 2,925.2 shares issued and
    outstanding ........................................................      1,485         --
  SmithKline Beecham plc equity ........................................         --      1,410
  Retained earnings ....................................................         37         --
                                                                             ------     ------
    Total shareholders' equity .........................................      1,518      1,433
                                                                             ------     ------
    Total ..............................................................     $3,526     $2,615
                                                                             ======     ======


                             See accompanying notes.

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN MILLIONS EXCEPT PER SHARE INFORMATION)

                                                       YEAR ENDED DECEMBER 31,
                                                 -----------------------------------
                                                   1996          1995         1994
                                                 --------      --------      -------
Net sales ..................................     $  1,504      $  1,698      $ 1,490
Operating costs and expenses:
  Cost of sales ............................          766           867          783
  Marketing, administrative and general ....          466           531          449
  Research and development .................           21            22           18
  Restructuring ............................           57            60           --
                                                 --------      --------      -------
Operating income ...........................          194           218          240
Non-operating income (expense):
  Interest expense .........................           (2)           (3)         (13)
  Interest income ..........................           62            33           20
  Minority interests .......................          (32)          (45)         (45)
  Equity in net income of affiliates .......           18            21            9
  Other, net ...............................          (29)           (5)          19
                                                 --------      --------      -------
Income before income taxes .................          211           219          230
Provision for income taxes .................           89           109           81
                                                 --------      --------      -------
Net income .................................          122           110          149
Dividends on preferred stock ...............           31            --           --
                                                 --------      --------      -------
Net income applicable to common shareholders     $     91      $    110      $   149
                                                 ========      ========      =======
Earnings per common share (1) ..............     $ 31,109      $ 37,604
                                                 ========      ========


(1) Pro-forma prior to June 20, 1996. See Note 2 for description of calculation.



                             See accompanying notes.

                                         SMITHKLINE BEECHAM HOLDINGS CORPORATION
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN MILLIONS)


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------------
                                                                                        1996            1995            1994
                                                                                     -------           -----           -----
Cash flows provided by operating activities:
Net income ................................................................          $   122           $ 110           $ 149
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .........................................               33              36              34
    Gain on sale of fixed assets ..........................................               (9)             (5)            (16)
    Minority interests ....................................................               32              45              45
    Equity in net income of affiliates ....................................              (18)            (21)             (9)
       Changes in assets and liabilities net of effects from purchase of SB
           Seiyaku in 1996:
       Decrease (increase) in trade receivables ...........................               --              27             (45)
       Decrease (increase) in net receivables from/payables to
           affiliates .....................................................               21              (1)            (63)
       Decrease (increase) in inventories .................................               26             (20)            (30)
       Increase in other assets ...........................................              (17)             (4)            (13)
       (Decrease) increase in accounts payable, other
           liabilities and income taxes ...................................              (37)             60              47
                                                                                     -------           -----           -----
Net cash provided by operating activities .................................              153             227              99
                                                                                     -------           -----           -----

Cash flows (used in) provided by investing activities:
Capital expenditures ......................................................              (36)            (26)            (54)
Payment for purchase of SB Seiyaku, net of cash acquired ..................              (69)             --              --
Proceeds from sale of fixed assets ........................................               34              86              41
                                                                                     -------           -----           -----
Net cash (used in) provided by investing activities .......................              (71)             60             (13)
                                                                                     -------           -----           -----

Cash flows provided by (used in) financing activities:
Increase in net intercompany loans ........................................           (1,236)           (411)           (117)
Issuance of preferred stock ...............................................            1,142              --              --
Dividends on preferred stock ..............................................              (31)             --              --
Net capitalization from SmithKline Beecham ................................               --             184              33
                                                                                     -------           -----           -----
Net cash used in financing activities .....................................             (125)           (227)            (84)
                                                                                     -------           -----           -----

Effect of exchange rate changes on cash ...................................               (1)             15               1
                                                                                     -------           -----           -----
Change in cash and cash equivalents .......................................              (44)             75               3
Cash and cash equivalents -- beginning of period ..........................              120              45              42
                                                                                     =======           =====           =====
Cash and cash equivalents -- end of period ................................          $    76           $ 120           $  45
                                                                                     =======           =====           =====

Supplemental cash flow information:
    Cash paid for:
    Income taxes ..........................................................          $   149           $ 118           $  62
    Interest ..............................................................          $     2           $   3           $  12


                             See accompanying notes.

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)


                                                                      CUMULATIVE
                                            JUNIOR                  FOREIGN CURRENCY   SMITHKLINE                         TOTAL
                                           PREFERRED      COMMON      TRANSLATION      BEECHAM PLC      RETAINED       SHAREHOLDERS'
                                             STOCK        STOCK       ADJUSTMENT         EQUITY         EARNINGS          EQUITY
                                             -----        -----       ----------        ------          --------          ------
Balance at December 31, 1993 ......           --              --          $(72)          $   966             --           $   894

Translation adjustments ...........           --              --            42                --             --                42
Net income ........................           --              --            --               149             --               149
Net transfers from affiliates .....           --              --            --                37             --                37
                                             ---          ------          ----           -------           ----           -------

Balance at December 31, 1994 ......           --              --           (30)            1,152             --             1,122

Translation adjustments ...........           --              --            53                --             --                53
Net income ........................           --              --            --               110             --               110
Net transfers from affiliates .....           --              --            --               148             --               148
                                             ---          ------          ----           -------           ----           -------

Balance at December 31, 1995 ......           --              --            23             1,410             --             1,433

Translation adjustments ...........           --              --           (42)               --             --               (42)
Net income ........................           --              --            --                54           $ 68               122
Net transfers from affiliates .....           --          $   15            --                21             --                36
Issuance of stock .................          $15           1,470            --            (1,485)            --                --
Dividends .........................           --              --            --                --            (31)              (31)
                                             ---          ------          ----           -------           ----           -------

Balance at December 31, 1996 ......          $15          $1,485          $(19)               --           $ 37           $ 1,518
                                             ===          ======          ====           =======           ====           =======


                             See accompanying notes.

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (ALL AMOUNTS SHOWN IN MILLIONS EXCEPT PER SHARE INFORMATION)

(1)      BACKGROUND

         On May 20, 1996, SmithKline Beecham Holdings Corporation (the "Company") was formed with the intent of holding the stock of certain subsidiaries of SmithKline Beecham International Co., a Delaware Corporation ("Intco"), SmithKline Beecham Corporation, a Pennsylvania Corporation ("SB Corp"), and SBCL, Inc., a Delaware Corporation ("SBCL"), (collectively, Intco, SB Corp and SBCL are referred to as the "Transferors"). The Company, SB Corp, Intco and SBCL are owned by SmithKline Beecham plc, a public limited company registered in England ("SmithKline Beecham"). On June 20, 1996, a share exchange agreement was executed by the Company and the Transferors whereas the Transferors recorded or otherwise gave full legal effect to transfer to SmithKline Beecham Holdings Corporation the shares of capital stock of certain subsidiaries in consideration for shares of common stock and junior preferred stock of the Company. The principal purpose of the formation of the Company was to acquire, own and manage certain non-U.S. assets of the Transferors, primarily in the pharmaceutical business.

         The Company's principal activities are the manufacture and marketing of pharmaceuticals and over-the-counter ("OTC") medicines and health-related consumer products operating in two principal industry segments of pharmaceuticals and consumer healthcare. In addition, the Company participates in related party lending activity. The Company's principal markets are France, Brazil, Portugal, Ireland, Africa, Austria, Switzerland and Japan, which together accounted for 75 percent, 78 percent, and 68 percent of sales for 1996, 1995, and 1994 respectively. Since the operations of the Company are conducted in international markets, the consolidated financial results of the Company are subject to exchange rate fluctuations involving the United States dollar and a number of foreign currencies.

         The Company's operations are fully integrated with those of SmithKline Beecham and its subsidiaries (the "SmithKline Beecham Group") and its overall performance is largely dependent upon the performance of other units of SmithKline Beecham Group. Moreover, the Company is dependent upon SmithKline Beecham with respect to new product development, the addition of new products to the Company's product line and the expansion of the Company's marketing and distribution activities.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in common stock of companies which are 20-50 percent owned by the Company are accounted for using the equity method of accounting. Investments in common stock of companies that are less than 20 percent owned by the Company for which the remaining shares are owned by SmithKline Beecham or its other subsidiaries are also accounted for using the equity method of accounting as they are considered to be under common control. All other investments are accounted for using the cost method.

         All financial information at dates and for periods prior to the formation of the Company was prepared as if the Company had existed and operated as a separate business at such dates and during such periods. Subsequent to the formation, the Company operates as a separate business with changes in the ownership of shares of capital stock of subsidiaries of SmithKline Beecham reported prospectively from the date of such change.

         The consolidated financial information reflects operating expenses incurred by SmithKline Beecham Group that are specifically identifiable to the Company, and certain corporate overhead allocations that management believes represent the value of the services performed on behalf of the Company. These allocations are not significant to the Company's operating expenses.

         The Company had no significant third-party borrowings and there has been no allocation of SmithKline Beecham's borrowings and related interest expense. Amounts included in the consolidated balance sheet as receivables from or payables to affiliates relate to amounts receivable or payable from various SmithKline Beecham entities (which are not among the entities that comprise the Company) for transactions entered into during the normal course of business.

         Foreign Currency Translation

         The functional currency for the majority of the Company's foreign operations is the applicable local currency. The consolidated financial results of the Company are subject to exchange rate fluctuations involving the U.S. dollar and a number of foreign currencies. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the rates of exchange at the balance sheet date and for revenue and expense accounts using average rates of exchange for the period. The resulting translation adjustments are accumulated as a separate component of shareholders' equity.

         The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. Adjustments resulting from the remeasurement of these entities are included in the results of operations. Net exchange losses (gains) in 1996, 1995, and 1994 resulting from foreign currency transactions were $33, $(20) and $24, respectively, (including $0, $2 and $30, respectively, of translation losses related to subsidiaries located in highly inflationary economies) and are included in operating income.

         Financial Instruments

         The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates its recorded value.

         Cash and Cash Equivalents

         Cash and cash equivalents are considered to be all highly liquid investments that have maturities of three months or less. The carrying amount of cash and cash equivalents is a reasonable estimate of the fair value at December 31, 1996 and 1995.

         Inventories

         Inventories are valued at the lower of cost or market, with cost being determined on a first-in, first-out basis.

         Property, Plant and Equipment

         Property, plant and equipment are carried at cost less accumulated depreciation and include interest on funds borrowed to finance construction. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Useful lives are estimated to be 20-50 years for buildings and 2-20 years for machinery and equipment.

         Goodwill and Other Intangibles

         Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses and is amortized using the straight-line method over 40 years.

         In 1989, Beecham Group plc purchased SmithKline Beckman Corporation. The Company has included goodwill related to this acquisition in its financial statements. Management determined the amount of this goodwill based on its evaluation of the respective businesses at the time of the acquisition. Management's estimate of the allocated goodwill was based on a number of factors, primarily the proportion of the Company's sales of SmithKline Beckman Corporation products to the Company's total sales. Goodwill recorded subsequent to the formation of the Company, as a result of related party transactions, reflects SmithKline Beecham's historical cost basis. Recoverability of goodwill is evaluated based primarily on undiscounted cash flows from operations.

         Income Taxes

         Income taxes were determined on a separate company basis in the consolidated financial statements and reflect the application of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for all periods presented. Substantially all unremitted earnings of the Company's subsidiaries are deemed to be permanently reinvested and as a result, withholdings and U.S. income taxes have not been provided thereon.

         Earnings Per Common Share

         Earnings per share amounts were computed using 2,925.2 common shares for all periods presented. All shares of common stock currently outstanding were issued by the Company to subsidiaries of SmithKline Beecham on June 20, 1996. For comparative purposes, 2,925.2 common shares were used in the pro-forma calculations for 1995, as the Company had no capital structure prior to formation.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications

         Reclassifications of prior period amounts have been made to conform to current period presentation.

         Advertising Costs

         All costs associated with advertising and promoting products are expensed in the year incurred, and were $32, $26, and $19 in 1996, 1995, and 1994, respectively.

         Revenue Recognition

         Revenue from sales of products is generally recognized upon shipment to customers. All intercompany revenue is eliminated in consolidation. Revenues from royalty contracts are recognized in earnings over the terms of the specific contracts. Interest income is recognized as earned.


(3)      SMITHKLINE BEECHAM REORGANIZATIONS

         In December 1996, SmithKline Beecham Corporation (Panama) ("SB Corp - Panama"), Eskaylad Holdings Limited ("Eskaylad"), and SmithKline Beecham International Ltd. ("SBIL") each issued additional shares of common stock to SmithKline Beecham entities not included in SmithKline Beecham Holdings Corporation. This stock issuance had the effect of reducing the Company's ownership interest from 100% in each entity to 45%, 45%, and 43%, respectively. Consequently, as of December 31, 1996, the Company's investment in these entities and their subsidiaries is reflected in the balance sheet using the equity method; and, full years' results of operations are consolidated in the Company's statements of operations. Also in December 1996, three subsidiaries of the Company paid an aggregate price of $70 to another SmithKline Beecham entity in exchange for an additional 87.72% of the outstanding common shares of SmithKline Beecham Seiyaku K.K. ("SB Seiyaku"). As a result of this transaction, the Company increased its ownership of SB Seiyaku to 100%. The assets and liabilities of SB Seiyaku are included in the Company's balance sheet at December 31, 1996 and SB Seiyaku's results of operations are included in the Company's 1996 Consolidated Statement of Operations using the equity method.

(4)      RELATED PARTY TRANSACTIONS

         The Company is indirectly majority owned by SmithKline Beecham and its operations are integrated with SmithKline Beecham's other operations on a worldwide basis. The Company is involved in various transactions with SmithKline Beecham affiliates as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                  1996          1995          1994
                                                                                  ----          ----          ----
Royalties to SmithKline Beecham affiliates .............................          $ 67          $ 75          $ 67
Royalties from SmithKline Beecham affiliates ...........................          $ 38          $ 18          $ 11
Sales to SmithKline Beecham affiliates .................................          $240          $318          $437
Cost of sales to SmithKline Beecham affiliates .........................          $172          $222          $302
Purchases of raw materials and finished goods from SmithKline Beecham
    affiliates .........................................................          $497          $589          $486
Interest income attributable to SmithKline Beecham affiliates ..........          $ 60          $ 33          $ 18
Interest expense attributable to SmithKline Beecham affiliates .........          $  2          $  2          $ 12

         The Company and SmithKline Beecham have entered into a number of supply and license agreements, subject to termination on notice of 30 to 180 days.

         The Company also entered into borrowing and lending transactions (approximately 17 percent are denominated in foreign currency) with SmithKline Beecham Group. These transactions bear interest at prevailing market rates, based on a nominal spread to the London Interbank Offered Rates, and are settled on a periodic basis. The London Interbank Offering Rate as of December 31, 1996 and 1995 was 5.617% and 5.625%, respectively.


(5)      INVESTMENTS IN AFFILIATES

         The Company owns shares of the common and preferred stock of various affiliated entities. The Company's preferred stock investments include a 50% voting interest in SmithKline Beecham Biologicals S.A. ("SB Biologicals"), a Belgian affiliate. As stated in Note 2, investments in the preferred stock of affiliates are shown at cost in the balance sheet. The following table provides information on the Company's affiliated equity investments accounted for by the equity method at December 31, 1996 and 1995. Ownership percentages represent the Company's ownership of the common stock of the investee.

                                              DECEMBER 31, 1996            DECEMBER 31, 1995
                                          ------------------------     ------------------------
                                           OWNERSHIP    INVESTMENT     OWNERSHIP     INVESTMENT
                                          PERCENTAGE      AMOUNT       PERCENTAGE      AMOUNT
                                          ----------    ----------     ----------    ----------
SmithKline and French Laboratories
    Ltd ...........................             --            --           4.40%          $72
SmithKline Beecham Overseas (No. 2)
    Ltd ...........................          40.00%          $48          40.00%           41
SmithKline Beecham Seiyaku
    K.K ...........................             --            --          12.28%           19
Eskaylad Holdings Limited .........          45.00%           34             --            --
SmithKline Beecham
    Corporation (Panama) ..........          45.00%           11             --            --
SmithKline Beecham International,
    Ltd ...........................          43.00%           81             --            --
                                                         -------                       ------
                                                         $   174                       $  132
                                                         ========                      ======

         As stated in Note 3, the Company's ownership in Eskaylad, SB Corp - Panama, and SBIL was reduced from 100% to the percentage shown above during 1996. In addition, the Company's ownership in SB Seiyaku increased from 12.28% to 100% during the year. Because SmithKline and French Laboratories Ltd. ("SK&F Labs. Ltd.") is a direct subsidiary of SBIL, the Company's investment in SK&F Labs. Ltd. is aggregated with the Company's investment in SBIL for 1996 presentation.

         Summarized financial information for the Company's equity investees and their wholly-owned subsidiaries is shown below on a 100 percent basis.

                                                  DECEMBER 31,         DECEMBER 31,
                                                      1996                 1995
                                                     ------               ------
BALANCE SHEET:
Current assets .................................     $3,158               $2,386
Noncurrent assets ..............................        709                  358
                                                     ------               ------
    Total assets ...............................     $3,867               $2,744
                                                     ======               ======

Current liabilities ............................     $  985               $  868
Noncurrent liabilities .........................         20                    2
                                                     ------               ------
    Total liabilities ..........................     $1,005               $  870
                                                     ======               ======

                                                  YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                          1996            1995             1994
                                          ----            ----             ----
RESULTS OF OPERATIONS:
Net sales .....................           $444           $1,253           $1,233
Operating income ..............           $300           $  395           $  324
Income before income taxes ....           $440           $  572           $  363
Net income ....................           $277           $  386           $  195


(6)      FINANCIAL INSTRUMENTS AND FOREIGN INVESTMENT

         The Company's foreign subsidiaries enter into foreign exchange contracts with related parties to hedge against fluctuating exchange rates for certain transactions (such as export sales, raw material purchases, and short term intercompany financing) denominated in a currency other than their local currency, primarily British Pound, French Franc, Belgian Franc, Irish Punt and Singapore Dollar. All transactions are undertaken to manage the risks arising from underlying business activities, rather than to speculate. At December 31, 1996 and 1995, the Company had contracts outstanding totaling $180 and $648, respectively, which mature primarily over a twelve-month period. Gains and losses on transactions in other than the functional currency are included in income when incurred. Cash flows from these contracts are classified in the same category as the hedged transactions. The Company estimates the aggregate contract value to be representative of the fair value of these instruments.

         The Company has entered into a interest rate swap agreement with SB Corp to hedge against fluctuations in interest rates. Under the agreement, the Company agrees with SB Corp to exchange, on a quarterly basis, the difference between fixed rate interest of 6.77% and floating rate interest of U.S. dollar three-month London Interbank Offered Rates calculated by reference to an agreed upon notional principal amount of $750, without the trade of underlying notional principal amounts. The estimated fair value of the Company's interest rate swap agreement at December 31, 1996 is $5.

         The Company's principal foreign currency net investment exposures are as follows:

                                    DECEMBER 31, 1996                       DECEMBER 31, 1995
                        ------------------------------------       -----------------------------------
                               LOCAL             U.S. DOLLAR             LOCAL             U.S. DOLLAR
                             CURRENCY             EQUIVALENT           CURRENCY             EQUIVALENT
                        -------------------      -----------       ------------------      -----------
France ..........       FF            2,841          $543          FF           1,988          $406
United Kingdom ..       BP               86          $146          BP              67          $108
Switzerland .....       SF               60          $ 45          SF              90          $ 78
Japan ...........       JY           30,443          $261          JY           6,026          $ 59
Ireland .........       IP               35          $ 60          IP              29          $ 46
Belgium .........       BF            1,576          $ 49          BF           1,187          $ 40
Brazil ..........       BR              134          $129          BR              42          $ 44
Singapore .......       SD               91          $ 65          SD              60          $ 43
Italy ...........       IL          235,978          $155          IL              --          $ --
Canada ..........       CD               63          $ 46          CD              25          $ 19


(7)      INVENTORIES

         Inventories consist of the following and are shown net of total inventory reserves of $8 and $9 at December 31, 1996 and 1995, respectively:

                                                     DECEMBER 31,      DECEMBER 31,
                                                     ------------      ------------
                                                         1996              1995
                                                     ------------      ------------
Finished products ........................               $ 47               $ 93
Work in process ..........................                 29                 35
Raw materials and supplies ...............                101                 67
                                                         ----               ----
                                                         $177               $195
                                                         ====               ====


(8)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                   DECEMBER 31,      DECEMBER 31,
                                                   ------------      ------------
                                                       1996               1995
                                                   ------------      ------------
Land ...................................              $  19               $   8
Buildings ..............................                109                  95
Machinery and equipment ................                254                 274
                                                      -----               -----
                                                        382                 377
Less: accumulated depreciation .........               (182)               (187)
                                                      -----               -----
                                                      $ 200               $ 190
                                                      =====               =====

         During 1995, in addition to other fixed asset sales, the Company sold fixed assets with a book value of $74 to an affiliated entity for an amount that approximated cost. Depreciation expense for the Company was approximately $19 in 1996, $23 in 1995 and $23 in 1994.

(9)      GOODWILL

                                                    DECEMBER 31,      DECEMBER 31,
                                                    ------------      ------------
                                                        1996              1995
                                                    ------------      ------------
Goodwill at cost .........................             $ 580              $ 473
Less:  accumulated amortization ..........              (106)               (72)
                                                       -----              -----
                                                       $ 474              $ 401
                                                       =====              =====

         As a result of the acquisition of 87.72% of SB Seiyaku common shares in 1996, the Company recorded goodwill of $89 (net of accumulated amortization of $19) at December 31, 1996 which relates to goodwill reflected in the historical cost basis of SmithKline Beecham. A portion of the Company's goodwill from the 1989 acquisition of SmithKline Beckman Corporation by Beecham plc (as described in Note 2) was allocated to the Company's equity investments and is included as part of Investments in affiliates in the Company's balance sheet. Amortization expense for goodwill was $14 in 1996, $13 in 1995 and $11 in 1994.


(10)     INCOME TAXES

         The provision for income taxes consists of the following:

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                      1996            1995            1994
                                                                      ----            ----            ----
         Total current U.S. tax expense ....................          $ 16              --              --
         Total current non-U.S. tax expense ................            78            $124            $ 76
         Total deferred non-U.S. tax expense ...............            (5)            (15)              5
                                                                      ----            ----            ----
                                                                      $ 89            $109            $ 81
                                                                      ====            ====            ====

         The reconciliation between the U.S. federal statutory income tax rate and the Company's effective income tax rate is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                      1996            1995            1994
                                                                     -----           -----            ----
         U.S. federal statutory income tax rate ............          35.0%           35.0%           35.0%
         Tax exempt foreign income .........................           1.3             1.8             (.3)
         Higher (lower) rates in foreign jurisdictions .....          (2.7)            2.3            (5.3)
         Minority interest .................................           5.8             6.9             7.6
         Net operating losses ..............................            --              --            (2.4)
         Equity income in subsidiaries .....................          (2.8)           (3.1)           (1.3)
         Incentive credits .................................            --             (.3)           (1.3)
         French exceptional surcharge tax ..................            --             2.1              --
         Other .............................................           5.7             5.1             3.2
                                                                      ====            ====            ====
                                                                      42.3%           49.8%           35.2%
                                                                      ====            ====            ====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                            DECEMBER 31,   DECEMBER 31,
                                            ------------   ------------
                                                1996           1995
                                                ----           ----
         Deferred tax assets:
             Net operating losses ........      $ 19           $  7
             Restructuring ...............        11              6
             Other accrued liabilities ...        16              9
                                                ----           ----
                                                  46             22
             Valuation allowance .........       (18)            (7)
                                                ----           ----
                                                  28             15
         Deferred tax liabilities:
             Depreciation ................        (7)            (7)
                                                ====           ====
         Net deferred income tax asset ...      $ 21           $  8
                                                ====           ====

         The increase in the deferred tax asset attributable to net operating losses, which is substantially reserved, is due primarily to operations in Singapore and Belgium. The portion of the deferred tax asset attributable to other accrued liabilities increased primarily as a result of deferred tax assets acquired as part of SB Seiyaku.

(11)     RETIREMENT PLANS

         In accordance with local country practices, the Company contributes to statutory retirement programs as required by law. In certain locations, the Company may also operate various types of Company sponsored retirement plans, which include defined benefit plans. Contributions to the defined benefit plans are determined in accordance with independent actuarial advice primarily using the projected unit credit method. The discount rate, salary increase rate, rate of return on assets and other assumptions used in actuarial calculations vary by country and are based on local economic conditions. The assets of the Company sponsored plans are generally held in separately administered trusts or are insured. Retirement plan assets are managed by independent professional investment managers. It is the Company's policy that none of the assets of the funds are invested directly or indirectly in any affiliated company. Actuarial valuations were calculated in local currency and translated at exchange rates in accordance with the Company's foreign currency translation policy. Any exchange rate fluctuations are not expected to have a material effect on the actuarially determined amounts.

         Total retirement plan (income) expense for the Company was $(1), $2, and $1 in 1996, 1995, and 1994, respectively. The total pension liability recorded at December 31, 1996 and 1995 was $5 and $11. The geographic breakout of the total pension liability (asset) is as follows:

                                                               DECEMBER 31,
                                                      ---------------------------
                                                      1996                   1995
                                                      ----                   ---
Austria ............................                  $  4                   $ 4
Portugal ...........................                     3                     3
Switzerland ........................                    --                     3
Japan ..............................                     1                    --
Belgium ............................                    --                     1
Ireland ............................                    (3)                   --
                                                      ----                   ---
                                                      $  5                   $11
                                                      ====                   ===

(12)     COMMITMENTS AND CONTINGENT LIABILITIES

         The Company leases certain facilities, equipment and automobiles. Certain of the leases provide for the payment of taxes, insurance and other charges by the lessee. Rental expense was $9, $11 and $12 in 1996, 1995 and 1994, respectively. Future minimum rental payments required under non-cancellable operating leases that have initial or remaining terms of more than one year as of December 31, 1996 are as follows:

         1997...........................................     $      11
         1998...........................................            10
         1999...........................................            10
         2000...........................................            10
         2001 and thereafter............................            21
                                                             ---------
         Total minimum lease payments...................     $      62
                                                             =========

         At December 31, 1996 the Company has approximately $62 in letters of credit outstanding which are required by Canadian taxation authorities with respect to pending litigation and are unconditionally guaranteed by SB Corp. The commitment fee on the letters of credit is not material to the Company. In the opinion of management, any liabilities related to the pending tax litigation, in excess of those reflected in the financial statements, would not be material to the Company's combined financial position at December 31, 1996.

         The Company is the guarantor of a loan made by a Brazilian bank to Alfa Industria, Comercio, Construcoes e Representacoes Ltda. ("Alfa"), a Brazilian pharmaceutical manufacturer in the amount of $2 plus accumulated interest. In the event that Alfa is unable to repay the bank, the Company has committed to settle on Alfa's behalf. In March 1997, the Company repaid the loan plus accumulated interest and received, from Alfa, trademarks valued at $4.

         The Company believes that it is substantially in compliance with environmental laws and regulations in the various countries of operation. The Company incurs routine annual costs aimed at ensuring continued compliance, which were $2 in 1996, and $5 in 1995 and 1994. In addition, the Company makes annual capital expenditures to install or improve waste treatment processes as considered necessary. Such expenditures were less than $1 in 1996 and approximately $3 in 1995.

         The Company is involved in various legal and administrative proceedings related to its business. Although the outcome of claims, legal proceedings and other matters in which the Company is involved cannot be predicted with any certainty, management does not expect the Company's ultimate liability for such matters to have a material adverse effect on its financial condition.

(13)     BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

         Financial information about the Company's business segments is as follows:

                                                       1996            1995            1994
                                                      ------          ------          ------
         Net sales:
                  Pharmaceuticals ..........          $1,243          $1,445          $1,285
                  Consumer Healthcare ......             261             253             205
                                                      ------          ------          ------

                           Total ...........          $1,504          $1,698          $1,490
                                                      ======          ======          ======

         Operating income:
                  Pharmaceuticals ..........          $  151          $  201          $  225
                  Consumer Healthcare ......              43              17              15
                                                      ------          ------          ------

                           Total ...........          $  194          $  218          $  240
                                                      ======          ======          ======

         Identifiable assets at December 31:
                  Pharmaceuticals ..........          $1,724          $1,228          $1,138
                  Consumer Healthcare ......             202             159             230
                  Corporate ................           1,600           1,228             485
                                                      ------          ------          ------

                           Total ...........          $3,526          $2,615          $1,853
                                                      ======          ======          ======

         Capital expenditures:
                  Pharmaceuticals ..........          $   18          $   25          $   52
                  Consumer Healthcare ......              18               1               2
                                                      ------          ------          ------

                           Total ...........          $   36          $   26          $   54
                                                      ======          ======          ======

         Depreciation and amortization:
                  Pharmaceuticals ..........          $   27          $   29          $   28
                  Consumer Healthcare ......               6               7               6
                                                      ------          ------          ------

                           Total ...........          $   33          $   36          $   34
                                                      ======          ======          ======

         Financial information about the Company's continuing operations in different geographic areas is as follows:

                                                       1996            1995            1994
                                                      ------          ------          ------
         Net sales to customers:
                  Europe ...................          $  960          $1,128          $1,064
                  Latin America ............             253             235             153
                  Asia .....................             134             156             119
                  Rest of the world ........             157             179             154
                                                      ------          ------          ------
                           Total ...........          $1,504          $1,698          $1,490
                                                      ======          ======          ======

         Operating income:
                  Europe ...................          $  114          $  112          $  158
                  Latin America ............              40              50              27
                  Asia .....................              29              23              20
                  Rest of the world ........              11              33              35
                                                      ------          ------          ------
                           Total ...........          $  194          $  218          $  240
                                                      ======          ======          ======

         Identifiable assets at December 31:
                  Europe ...................          $1,497          $2,146          $1,447
                  Latin America ............             232             187             135
                  Asia .....................             438             207             194
                  United States of America .           1,199              --              --
                  Rest of the world ........             160              75              77
                                                      ------          ------          ------
                           Total ...........          $3,526          $2,615          $1,853
                                                      ======          ======          ======

(14)     RESTRUCTURING

         During 1996, the Company recorded $57 in restructuring and other non recurring charges, $21 of which was paid during 1996 and $36 of which is expected to be paid in future periods.

         Of the $21 in restructuring and related costs paid during 1996, $9 relates to the closure and sale of a manufacturing plant in France, $4 relates to costs to create shared services across all business operations in finance, information resources, human resources, and purchasing, and $3 relates to the integration of Consumer Healthcare operations.

         Of the $36 restructuring reserve established in 1996, $25 relates to costs associated with the restructuring of a manufacturing plant in Belgium. Under this restructuring plan, a total of 90 employees are expected to leave SmithKline Beecham Group, primarily through early retirement, and 53 employees are expected to assume positions with other SmithKline Beecham Group companies. The $25 recorded by the Company relates to a portion of the severance costs associated with these terminations or transfers, as agreed upon in a production agreement between the Company and another affiliated SmithKline Beecham entity. Also included in the $36 reserve is $3 for a restructuring plan in Portugal which is expected to result in a reduction of 43 employees. Through December 31, 1996, no employees have left the Company in connection with either the Belgium or Portugal plans. The remaining $8 of the reserve relates to the closure and sale of manufacturing plants in France, through which no material employee separation costs are expected to be incurred.

         In 1995, the Company recorded a restructuring charge of $60. This related principally to the reorganization of the Company's supply chain in Singapore, the integration of Consumer Healthcare operations, and the creation of shared services across all business operations in finance, information resources, human resources and purchasing. All amounts associated with this reserve were spent by the Company as of December 31, 1996.


(15)     MANDATORILY REDEEMABLE SECURITIES

         On June 28, 1996 the Company filed a registration statement with the Securities and Exchange Commission in connection with an initial public offering of Flexible Auction Market Preferred Stock ("AMPS") and Flexible Money Market Cumulative Preferred Stock ("MMP"). In a series of transactions occurring between July 15, 1996 and August 1, 1996 the Company issued 7,500 shares of the

AMPS (with an aggregate redemption value of $750) and 4,000 shares of the MMP (with an aggregate redemption value of $400). The dividend rate for the AMPS at December 31, 1996 was 5.58%, 5.99%, and 6.33% for Series A, B, and C, respectively. Dividend rates will be reset at the first auction date which is July 14, 1999 for Series A, July 12, 2001 for Series B, and July 14, 2003 for Series C. The dividend rates for the MMP at December 31, 1996 ranged from 4.05% to 4.19%. These rates are reset periodically at auctions taking place at 49 day intervals beginning from the date of original issue.

         At the option of the Company, the shares of AMPS and MMP may be redeemed except during the initial dividend period or any non-call period as defined. If however, at any time, SmithKline Beecham shall cease to own, directly or indirectly, shares of the common stock of the Company representing more than 50 percent of the voting power of all outstanding common shares, the AMPS and MMP securities will be subject to mandatory redemption in whole, at a redemption price of $100 thousand per share plus accumulated and unpaid dividends. The amount of mandatorily redeemable securities reflected on the balance sheet is shown net of aggregate issue costs of $8, which are being amortized over the initial term of the securities.

         Substantially all of the proceeds from the sale of the AMPS and MMP were loaned by the Company to other companies within SmithKline Beecham Group. Additional interest income recorded by the Company as a result of the increased lending was approximately $29 at December 31, 1996.

 (16)    QUARTERLY FINANCIAL DATA (UNAUDITED)

         Following is a summary of quarterly financial data for the years ended December 31, 1996 and 1995. Quarterly earnings per share amounts are pro-forma prior to June 20, 1996. See Note 2 for a description of the calculation.

                                      FIRST           SECOND           THIRD           FOURTH
1996                                 QUARTER         QUARTER          QUARTER          QUARTER
----                                 -------         -------          -------          -------
Net sales ....................       $  389          $   363          $   350          $  402
Gross profit .................       $  190          $   179          $   170          $  199
Net income ...................       $   19          $    35          $    39          $   29

Net income per common share ..       $6,495          $11,965          $13,332          $9,914


1995
----

Net sales ....................       $  418          $   408          $   411          $  461
Gross profit .................       $  199          $   208          $   195          $  229
Net income ...................       $   10          $    40          $    36          $   24

Net income per common share ..       $3,419          $13,674          $12,307          $8,205


(17)     STOCK COMPENSATION PLANS

         SmithKline Beecham follows the method of accounting for employee stock compensation plans prescribed by APB No. 25, which is permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). In accordance with APB No. 25, SmithKline Beecham has not recognized compensation expense for stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant, which is the measurement date. Certain management personnel of the Company receive SmithKline Beecham stock options. If the alternative method of accounting for employee stock compensation plans prescribed by SFAS No. 123 had been followed, and SmithKline Beecham were to allocate an appropriate portion to the Company, the impact on the Company's pro-forma net income applicable to common shareholders and pro-forma earnings per common share for 1996 would not have been material.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

                                                                 CHARGED
                                                  BALANCE AT   (CREDITED) TO
                                                 BEGINNING OF    COSTS AND     TRANSLATION        OTHER    BALANCE AT END
                                                     YEAR        EXPENSES      ADJUSTMENTS      MOVEMENTS      OF YEAR
Year Ended December 31, 1996:
    Allowance for doubtful receivables .......        $12            1              --              (1)          $12
    Reserve for inventory obsolescence .......        $ 9           --              --              (1)          $ 8
    Deferred tax asset valuation allowance ...        $ 7           11              --              --           $18

Year Ended December 31, 1995:
    Allowance for doubtful receivables .......        $14           (1)              1              (2)          $12
    Reserve for inventory obsolescence .......        $ 8           --               1              --           $ 9
    Deferred tax asset valuation allowance ...        $10           (3)             --              --           $ 7

Year Ended December 31, 1994:
    Allowance for doubtful receivables .......        $11            1               2              --           $14
    Reserve for inventory obsolescence .......        $ 8            2              (1)             (1)          $ 8
    Deferred tax asset valuation allowance ...        $ 3            7              --              --           $10

ITEM 9   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

         Directors of the Company are elected at the annual meeting and serve until successors are elected and qualified. Holders of the Common Stock and the Shares are entitled to vote in each such election, and through the exercise of cumulative voting rights, holders of the Shares have the power to elect up to approximately 27% of the Company's directors. As the indirect holder of all shares of Common Stock, SmithKline Beecham has the ability to elect the remainder of the Company's directors. Currently, eight individuals have been elected to the Board of Directors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Set forth below is information with respect to each person who is a director or executive officer of the Company as of March 19, 1997.

NAME                                                                   POSITION WITH COMPANY
----                                                                   ---------------------
Hugh R. Collum........................................      Director, Vice President and Chief Financial Officer
William J. Creelman...................................      Director
Jean-Pierre Garnier, Ph.D.............................      Director and Vice President
Jan Leschly...........................................      Director, President and Chief Executive Officer
Donald F. Parman......................................      Director, Vice President and Secretary
George H. Poste, D.V.M., Ph.D.........................      Director and Vice President
William J. Shulby.....................................      Director, Treasurer and Assistant Secretary
Tadataka Yamada, M.D..................................      Director and Vice President

         HUGH R. COLLUM, 56, DIRECTOR, VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Mr. Collum was appointed a director and Vice President and Chief Financial Officer of the Company at the Company's inception in May 1996. He has been a director and Chief Financial Officer of SmithKline Beecham since July 1989. Mr. Collum is also a director of M&G Group plc.

         WILLIAM J. CREELMAN, 42, DIRECTOR. Mr. Creelman was appointed a director of the Company at the Company's inception in May 1996. Mr. Creelman has been Vice President and Director of Tax Planning and Audits of SB Corp since October 1996. Prior thereto, he was Director of Audits and Tax Counsel - U.S. of SB Corp.

         JEAN-PIERRE GARNIER, PH.D., 49, DIRECTOR AND VICE PRESIDENT. Dr. Garnier was appointed a director and Vice President of the Company at the Company's inception in May 1996. Dr. Garnier has served as President, SmithKline Beecham Pharmaceuticals since April 1994 and Chief Operating Officer of SmithKline Beecham since October 1995. Prior thereto he had been Executive Vice President, SmithKline Beecham Pharmaceuticals since April 1993 and President, North America Pharmaceuticals from September 1990 to April 1993. Dr. Garnier has been a director of SmithKline Beecham since 1992.

         JAN LESCHLY, 56, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Leschly was appointed a director and President and Chief Executive Officer of the Company at the Company's inception in May 1996. Mr. Leschly has been Chief Executive of SmithKline Beecham since April 1994. He joined SmithKline Beecham as a director and Chairman, SmithKline Beecham Pharmaceuticals in June 1990.

         DONALD F. PARMAN, 46, DIRECTOR, VICE PRESIDENT AND SECRETARY. Mr. Parman was appointed a director and Secretary of the Company at the Company's inception in May 1996 and a Vice President of the Company in June 1996. He has been the Secretary and Associate General Counsel of SB Corp since July 1994. Prior thereto he has been Assistant Secretary and Associate General Counsel of SB Corp.

         GEORGE H. POSTE, D.V.M., PH.D., 52, DIRECTOR AND VICE PRESIDENT. Dr. Poste was appointed a director and Vice President of the Company at the Company's inception in May 1996. Dr. Poste has served as Chairman, Pharmaceuticals Research and Development, since 1991. He has held several senior R&D positions prior to his appointments as Vice Chairman and Executive Vice President, R&D, in 1990. Dr. Poste has been a director of SmithKline Beecham since 1992.

         WILLIAM J. SHULBY, 40, DIRECTOR, TREASURER AND ASSISTANT SECRETARY. Mr. Shulby was appointed a director and Treasurer of the Company at the Company's inception in May 1996 and an Assistant Secretary of the Company in June 1996. He has served as Assistant Treasurer of SB Corp since July 1993. Mr. Shulby joined SB Corp as Director, Corporate Finance in June 1992. Prior thereto, he was a Senior Audit Manager with Coopers & Lybrand.

         TADATAKA YAMADA, M.D., 51 DIRECTOR AND VICE PRESIDENT. Dr. Yamada was appointed a director and Vice President of the Company at the Company's inception in May 1996. Dr. Yamada joined SmithKline Beecham as President, SmithKline Beecham Healthcare Services in February 1996. Prior thereto he had been the John G. Searle Professor and Chairman of the Department of Internal Medicine, Professor and Physician-in-Chief at the University of Michigan Medical Center since 1990. Dr. Yamada has been a director of SmithKline Beecham since February 1994.


ITEM 11  EXECUTIVE COMPENSATION

         Executive management services are provided to the Company by SmithKline Beecham under the General Services Agreement. The Company does not separately compensate any of its directors or officers. Information concerning the compensation of directors and officers of SmithKline Beecham is reported in
Item 11 (Compensation of Directors and Officers) of the SmithKline Beecham 1996 Form 20-F.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of Common Stock and Junior Preferred Stock. The Company does not know any other person to be the beneficial owner of more than five percent of any class of the Company's voting Securities.

NAME AND ADDRESS OF BENEFICIAL OWNER                            NUMBER OF SHARES OWNED         PERCENT OWNED
------------------------------------                            ----------------------         -------------
COMMON STOCK
SmithKline Beecham International Co.                                   2,860.0                      97.8
1403 Foulk Road
Suite 102
Wilmington, Delaware  19803-2775

JUNIOR PREFERRED STOCK
SmithKline Beecham International Co.                                    9.188                       94.5
1403 Foulk Road
Suite 102
Wilmington, Delaware  19803-2775


         The Company does not issue stock options. The following table sets forth, as of December 31, 1996, the beneficial interest of the Company's directors individually and for current directors and executive officers as a group in the voting securities of SmithKline Beecham. As of December 31, 1996, all of the Company's directors and executive officers as a group owned less than 1.0 percent of the Ordinary Shares of Smithkline Beecham.

                                                Number of Ordingary Shares of
Name of Beneficial Owner                SmithKline Beecham Beneficially Owned (1) (2)
------------------------                ---------------------------------------------
Hugh R. Collum.........................                640,142 (3)
William J. Creelman....................                 25,961
Jean-Pierre Garnier Ph.D................               426,765
Jan Leschly............................              1,183,026
Donald F. Parman.......................                132,129
George Poste, D.V.M., Ph.D.............                456,240
William J. Shulby......................                 16,642
Tadataka Yamada, M.D...................                 15,150
All current directors and officers as
  a group (eight persons)..............              2,896,055


-------------

(1) To the extent that the Company's directors and executive officers beneficially own American Depository Receipts ("ADRs"), the table reflects ownership of the underlying shares, i.e., ownership of 100 Ordinary
Share ADRs would be shown as ownership of 500 Ordinary Shares.

(2) The table also includes Ordinary Shares issuable under employee stock option plans exercisable within 60 days as follows: Mr. Collum, 298,785 shares; Mr. Creelman, 20,615 shares; Dr. Garnier, 420,170 shares; Mr. Leschly, 768,851 shares; Mr. Parman, 112,780 shares; Dr. Poste, 447,315 shares; Mr. Shulby, 14,440; Dr. Yamada, none; and all directors and officers as a group, 2,082,956 Ordinary Shares.

(3) Includes 1,968 shares held in trust through which Mr. Collum has voting and investment power as a trustee as to which Mr. Collum disclaims beneficial ownership.


         At December 31, 1996 wholly-owned subsidiaries of SmithKline Beecham owned all the outstanding shares of the Company's Common Stock. Under the rules of the Commission, in their capacity as directors of SmithKline Beecham or such subsidiaries, Messrs. Collum, Creelman, Garnier, Leschly, Parman, Poste, Shulby and Yamada may be deemed to benefically own such shares.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this Item is included in Item 1, Business - Relationship with SmithKline Beecham and Subsidiaries and Note 4 of the notes to Consolidated Financial Statements, included elsewhere in the Form 10-K.

                                     PART IV


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a). 1.   Financial Statements.

          Financial Statements of the Registrant are listed in the index to Consolidated Financial Statements and filed under Item 8, Financial Statements and Supplementary Data, included elsewhere in the Form 10-K.

     2.   Financial Statement Schedule.

          Financial Statement Schedule of the Registrant is listed in the index to Consolidated Financial Statements and filed under Item 8, Financial Statements and Supplementary Data, included elsewhere in this Form 10-K.

     3.   Exhibits.

     3.1 Certificate of Incorporation of SmithKline Beecham Holdings Corporation, previously filed as Exhibit 3.1 to Registration Statement No.333-07063 on Form F-3, which is incorporated herein by reference.

     3.2 Bylaws of SmithKline Beecham Holdings Corporation, previously filed as Exhibit 3.2 to Registration Statement No.333-07063 on Form F-3, which is incorporated herein by reference.

     4.1 Form of Certificate of Designations of Flexible Auction Rate Preferred Stock of SmithKline Beecham Holdings Corporation, previously filed as
          Exhibit 4.1 to Registration Statement No.333-07063 on Form F-3, which is incorporated herein by reference.

     4.2 Form of Stock Certificate for SmithKline Beecham Holdings Corporation Flexible Auction Rate Preferred Stock, previously filed as Exhibit 4.2 to Registration Statement No.333-07063 on Form F-3, which is incorporated herein by reference.

     4.3  Form of Guarantee of SmithKline Beecham plc, previously filed as
          Exhibit 4.3 to Registration Statement No.333-07063 on Form F-3, which is incorporated herein by reference.

     4.4 Form of Support Agreement of SmithKline Beecham plc, previously filed as Exhibit 4.4 to Registration Statement No.333-07063 on Form F-3, which is incorporated herein by reference.

     10.1 Form of General Services Agreement between SmithKline Beecham plc and SmithKline Beecham Holdings Corporation, previously filed as Exhibit
          10.1 to Registration Statement No.333-07063 on Form F-3, which is incorporated herein by reference.

     10.2 Share Exchange Agreement, dated June 20, 1996, between SmithKline Beecham Holdings Corporation and SmithKline Beecham International Co., SmithKline Beecham Corporation and SBCL, Inc, previously filed as
          Exhibit 10.2 to Registration Statement No.333-07063 on Form F-3, which is incorporated herein by reference.

     12. Statement of Computation of Ratios for SmithKline Beecham Holdings Corporation.

     21.  List of Subsidiaries.

     23.  Consent of Coopers & Lybrand L.L.P.

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K in Fourth Quarter

     None


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SMITHKLINE BEECHAM HOLDINGS CORPORATION


                                       By /s/ Jan Leschly
                                              ---------------------------------
                                              Jan Leschly
                                              President


Date:  March 27, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

             Signature                                    Title                                 Date
             ---------                                    -----                                 ----
/s/ Jan Leschly
------------------------------------
/s/ Jan Leschly                               Director and Principal Executive Officer       March 27, 1997


/s/ Hugh R. Collum
------------------------------------
/s/ Hugh R. Collum                            Director and Principal Financial Officer       March 27, 1997


/s/ William J. Creelman
------------------------------------
/s/ William J. Creelman                       Director                                       March 27, 1997


/s/ Donald F. Parman
------------------------------------
/s/ Donald F. Parman                          Director                                       March 27, 1997


/s/ William J. Shulby
------------------------------------
/s/ William J. Shulby                         Director                                       March 27, 1997

                                  EXHIBIT INDEX


Exhibit                                                              Page No.
-------                                                              --------
12               Statement of Computation of Ratios                     43

21               List of Subsidiaries                                   44

23               Consent of Coopers & Lybrand L.L.P.                    45

27               Financial Data Schedule                                46